Form 10-K/A
period 2004-03-30
BANC OF AMERICAN FUNDING CORP MORT PASS THRU CERT SER 2003-2
filed 2004-04-15
CIK 1257560

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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


     Date:March 30, 2004


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



Ex-99.2(a)

(logo) Wells Fargo

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000

March 08, 2004

Wells Fargo Bank, NA
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Trust Review

RE: Annual Statement As To Compliance for Banc of America Funding Corporation, Mortgage Pass- Through Certificates, Series 2003-2

Per Section 3.20 of the Pooling and Servicing Agreement, dated as of July 30, 2003 the undersigned Officer of Wells Fargo Bank, N.A. Master Servicer hereby certifies the following for the 2003 calendar year or portion thereof:

(a) That a review of the activities of Wells Fargo Bank, N.A. during the preceding year or portion thereof and of its performance under this Agreement has been made under the supervision of the undersigned;

(b) That to the best of such Officer's knowledge, based on such review, Wells Fargo Bank, N.A has fulfilled all of its obligations under this Agreement throughout such annual period or, if there has been a default in the fulfillment of any such obligations, specifying each such default known to such Officer and the nature and status thereof.

Certified By:

/s/Chris Regnier
Chris Regnier, Vice President

Certified By:
/s/Michael Watchke

MICHAEL WATCHKE, ASSISTANT SECRETARY




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